Form 10-K
period 2007-10-31
John Deere Owner Trust 2007
filed 2008-01-28
CIK 1396594

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number of issuing entity: 333-130966-02

JOHN DEERE OWNER TRUST 2007

(Exact name of issuing entity as specified in its charter)

JOHN DEERE RECEIVABLES, INC.

(Exact name of depositor as specified in its charter)

JOHN DEERE CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware		36-6840001
(State of incorporation or organization)		(IRS Employer Identification No.)
c/o John Deere Capital Corporation

Suite 600 First Interstate Bank
Building
1 East First Street
Reno, Nevada	89501	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT

TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT

TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                      ☒Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                              ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                  Accelerated filer ☐                                   Non-accelerated filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate the number of shares as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

Item 1.                               Business.

Not Applicable.

Item 1A.                            Risk Factors.

Not Applicable.

Item 1B.                            Unresolved Staff Comments.

Not Applicable.

Item 2.                               Properties.

                John Deere Owner Trust 2007 (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated as of April 15, 2007 (the “Trust Agreement”) between John Deere Receivables, Inc. (the “Seller”) and The Bank of New York (Delaware), acting thereunder not in its individual capacity but solely as trustee of the Trust. John Deere Capital Corporation (the “Servicer”) is the Servicer under a Sale and Servicing Agreement dated as of April 15, 2007 (the “Sale and Servicing Agreement”) among the Servicer, the Seller and the Trust. On April 24, 2007 (the “Closing Date”), the Trust issued its Asset Backed Certificates (the “Certificates”) with an aggregate principal amount of $15,279,095.  In addition, on the Closing Date, the Trust issued $239,000,000 aggregate principal amount of Class A-1  5.33006% Asset Backed Notes (the “A-1 Notes”), $191,000,000 aggregate principal amount of Class A-2  5.21% Asset Backed Notes (the “A-2 Notes”), $365,000,000 aggregate principal amount of Class A-3  5.04% Asset Backed Notes (the “A-3 Notes”), and $205,800,000 aggregate principal amount of Class A-4 5.07% Asset Backed Notes (the “A-4 Notes” and together with the A-1 Notes, the A-2 Notes and the A-3 Notes, the “Notes”).  The Certificates evidence fractional undivided interests in the Trust. The Seller retained the entire principal amount of the Certificates.  The Notes evidence debt obligations of the Trust.  The Trust property includes (i) agricultural and construction equipment retail installment sale and loan contracts (the “Receivables”) secured by new and used agricultural equipment and construction and forestry equipment (the “Financed Equipment”) sold to the Trust by the Seller, (ii) all monies (including accrued interest) due thereunder on or after March 25, 2007, (iii) such amounts as from time to time may be held in one or more accounts established and maintained by the Servicer pursuant to the Sale and Servicing Agreement or the Trust Agreement and the short-term investments made from those collections, (iv) the security interests in the Financed Equipment, (v) any proceeds of repossessed Financed Equipment, (vi) the rights to proceeds from claims on physical damage, credit life or disability insurance policies, if any, covering the Financed Equipment or the obligors on the Receivables, as the case may be, (vii) the rights of the Seller under the Purchase Agreement dated as of April 15, 2007 (the “Purchase Agreement”) between the Servicer and the Seller and (viii) interest earned on short-term investments made by the Trust.

                As of March 25, 2007, the Receivables had an aggregate principal balance plus accrued interest of approximately $1,017,403,275. As of October 31, 2007, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the aggregate principal balance of the Receivables remaining in the Trust was approximately $789,654,200.

Item 3.                               Legal Proceedings.

Not applicable.

Item 4.                               Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal year covered by this annual report to a vote of holders of either the Notes or Certificates.

PART II

Item 5.                               Market For Registrant’s Common Equity and Related Stockholder Matters.

                             (a)          To the best knowledge of the registrant, there is no established public market for the Certificates.

                             (b)         As of November 1, 2007, the Seller was the sole Certificateholder of record.

Item 6.                               Selected Financial Data.

Not Applicable.

Item 7.                               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A.                            Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.                               Financial Statements and Supplementary Data.

Not Applicable.

Item 9.                               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.                            Controls and Procedures.

Not Applicable.

Item 9B.                            Other Information.

No other information.

PART III

Item 10                              Directors and Executive Officers of the Registrant.

Item not applicable due to no directors or executive officers.

Item 11                              Executive Compensation.

Not Applicable.

Item 12                              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.

Item 13                              Certain Relationships and Related Transactions.

Not Applicable.

Item 14                              Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15                              Exhibits and Financial Statement Schedules.

                             (a)(1)     Not Applicable.

                             (a)(2)     Not Applicable.

                             (a)(3)     The following documents are included as part of, or incorporated by reference to, this annual report.

                                           Exhibit No.

                                           31.1       Rule 13a-14(a)/15d-14(a) Certification.

                             (b)         Reports on Forms 8-K, 10-D and 15.

Current reports on Form 8-K dated April 16, 2007 and April 24, 2007; Current reports on Form 10-D dated May 24, 2007, June 20, 2007, July 25, 2007, August 24, 2007, September 20, 2007, and October 24, 2007; and Report on Form 15 dated November 20, 2007.

                             (c)          Not Applicable.

Additional Disclosure Items from Regulation AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information

                Not Applicable.

Item 1114(b)(2) and Item 1115(b) f Regulation AB, Significant Enhancement Provider Financial Information

                Not Applicable.

Item 1117 of Regulation AB, Legal Proceedings

                There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against JDCC, the depositor, the sub-servicer, the indenture trustee, the owner trustee or the trust, or any property thereof, that is material to the holders of notes.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

                John Deere Receivables, Inc. (JDRI), the depositor, is a wholly owned subsidiary of John Deere Capital Corporation (JDCC), the sponsor, servicer, administrator and originator.  JDRI, a  Nevada corporation, is organized for the limited purpose of purchasing retail receivables, transferring those receivables to third parties and performing any activities incidental to, and necessary or convenient for, the accomplishment of those purposes.  JDCC, a Delaware corporation, is a wholly owned subsidiary of John Deere Credit Company, which is in turn a wholly owned subsidiary of Deere & Company.  The principal business of JDCC and its subsidiaries is providing and administering financing for retail purchases of new equipment manufactured by Deere & Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry division and used equipment taken in trade for this equipment.  JDCC has designated Deere Credit Services, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Deere & Company and of JDCC, to serve as sub-servicer at the servicer’s expense.

Item 1122 of Regulation AB, Compliance with applicable Servicing Criteria

                             (a)          The following documents are filed as part of this report.

                                           Exhibit No.

                                           33.1            John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria

                                           33.2            Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association)

                                           34.1            Report of Independent Registered Public Accounting Firm (Deloitte & Touche)

                                           34.2            Report of Independent Registered Public Accounting Firm (Ernst & Young)

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

Item 1123 of Regulation AB, Servicer Compliance Statement

                             (a)          The following documents are filed as part of this report.

                                           Exhibit No.

                                           35.1            Servicer Compliance Statement of John Deere Capital Corporation

                                           35.2            Servicer Compliance Statement of Deere Credit Services, Inc.

                Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.

                No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE OWNER TRUST 2007

	By:	John Deere Capital Corporation
(Servicer)

	By:	/s/ James A. Israel
James A. Israel
President

Dated: January 25, 2008

EXHIBIT INDEX

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification

33.1	John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria

33.2	Trustee’s Report on Compliance with Servicing Criteria (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young)

35.1	Servicer Compliance Statement of John Deere Capital Corporation

35.2	Servicer Compliance Statement of Deere Credit Services, Inc.